Form 10QSB
period 1996-06-30
ADSONLY GROUP INC
filed 1997-02-05
CIK 943142

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                    to

                         Commission file number 33-90672

                             THE ADSONLY GROUP, INC.
                 (Name of small business issuer in its charter)

          California                                        93-1026060
  (State or other jurisdiction of
   incorporation or organization)                     (IRS Employer ID No.)

                          2269 Chestnut St., Suite 637
                         San Francisco, California 94123
                    (Address of principal executive offices)

Registrant's telephone number including area code  (415) 457-7586

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             As of June 30, 1996 - 2,006,864 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                         PART I - Financial Information

Item 1. Financial Statements


                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Balance Sheets   ............................................................F-2

Statements of Operations  ...................................................F-3

Statements of Stockholders' Equity  .........................................F-4

Statements of Cash Flows   ..................................................F-5

Notes to Financial Statements  ..............................................F-6

                             THE ADSONLY GROUP, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                                        December 31, 1995              June 30, 1996
                                                                     -----------------------        ------------------
                            ASSETS                                                                     (Unaudited)
CURRENT ASSETS
  Cash                                                             $                  47,698                    28,646
  Federal income tax receivable                                                           22                        22
                                                                     -----------------------        ------------------
    Total current assets                                                              47,720                    28,668
                                                                     -----------------------        ------------------
FIXED ASSETS
  Computer equipment                                                                   1,983                     1,983
 Less: accumulated depreciation                                                         (430)                     (628)
                                                                     -----------------------        ------------------
    Total fixed assets                                                                 1,553                     1,355
                                                                     -----------------------        ------------------
OTHER ASSETS
  Deferred income tax asset (note 3)                                                       0                         0
                                                                     -----------------------        ------------------
    Total other assets                                                                     0                         0
                                                                     -----------------------        ------------------
Total Assets                                                       $                  49,273                    30,023
                                                                     =======================        ==================

             LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Accounts payable                                                 $                   1,816                       923
  State franchise tax payable                                                            800                         0
  State sales tax payable                                                                511                       511
                                                                     -----------------------        ------------------
    Total current liabilities                                                          3,127                     1,434
                                                                     -----------------------        ------------------
LONG-TERM LIABILITIES
  Notes payable (note 1a)                                                              8,842                     8,842
                                                                     -----------------------        ------------------
    Total long-term liabilities                                                        8,842                     8,842
                                                                     -----------------------        ------------------
    Total Liabilities                                                                 11,969                    10,276
                                                                     -----------------------        ------------------
STOCKHOLDERS' EQUITY
  Common stock, no par value, authorized 5,000,000
    shares; 2,006,864 issued and outstanding. (note 5)                               279,005                   279,005
  Preferred stock, no par value, authorized 1,000,000
    shares; 0 shares issued and outstanding. (note 4)                                      0                         0
  Deficit accumulated during the development stage                                  (241,701)                 (259,258)
                                                                     -----------------------        ------------------
Total Stockholders' Equity                                                            37,304                    19,747
                                                                     -----------------------        ------------------
Total Liabilities and Stockholders' Equity                         $                  49,273                    30,023
                                                                     =======================        ==================

     The accompanying notes are an integral part of the financial statements

                             THE ADSONLY GROUP, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)

                                                                                                        Period from
                                                                                                       April 6, 1990
                                                                  6 Months ended June 30,             (Inception) to
                                                                 1995                 1996             June 30, 1996
                       REVENUE
Sales                                                   $                0                  0                   6,813
Interest                                                                 0                  0                     413
                                                            --------------      -------------       -----------------
  Total revenue                                                          0                  0                   7,226
                                                            --------------      -------------       -----------------
                     COST OF SALES
Cost of sales                                                            0                  0                   6,823
                                                            --------------      -------------       -----------------
   Gross profit/(loss)                                                   0                  0                     403

                       EXPENSES
Bank charges                                                            13                  0                     493
Concept development cost                                                 0                  0                 120,000
Contract labor                                                       9,156             10,981                  55,224
Depreciation                                                           198                198                     628
Dues and subscriptions                                                 400                  0                     507
Franchise offering document preparation                                  0                  0                   5,955
State franchise filing fee                                             487              1,260                   3,697
Internet site fee                                                        0              2,450                   2,450
Licenses and taxes                                                       0                  0                   6,234
Office expenses                                                      1,250                864                  10,027
Postage                                                                552                 12                   2,187
Printing                                                                 2                  0                   2,188
Professional Services                                               12,866                  0                  45,406
Travel and entertainment                                               250              1,792                   4,289
Miscellaneous                                                            0                  0                     376
                                                            --------------      -------------       -----------------
  Total expenses                                                    25,174             17,557                 259,661
                                                            --------------      -------------       -----------------
Net loss before tax benefit                                        (25,174)           (17,557)               (259,258)
                                                            --------------      -------------       -----------------
Income tax benefit (note 3)                                              0                  0                       0
                                                            --------------      -------------       -----------------
Net loss                                                $          (25,174)           (17,557)               (259,258)
                                                            ==============      =============       =================
Weighted average number of shares outstanding                    2,006,684          2,006,684               2,006,684
                                                            ==============      =============       =================
Net loss per share                                      $            (0.01)             (0.01)                  (0.13)
                                                            ==============      =============       =================

    The accompanying notes are an integral part of the financial statements.

                             THE ADSONLY GROUP, INC.
                        (A Development Stage Enterprise)
                        Statement of Stockholder's Equity

                                     Shares of                                                                         Total
                                      Common             Common             Preferred         Accumulated           Stockholders'
                                       Stock              Stock               Stock             Deficit                Equity

BALANCE, December 31, 1995            2,006,864    $       279,005                   0             (241,701)                 37,304


Net loss                                      0                  0                   0              (17,557)               (17,557)
                                  -------------      -------------       -------------    ------------------     ------------------

BALANCE, June 30,
    1996  (Unaudited)                 2,006,864    $       279,005                   0             (259,258)                 19,747
                                  =============      =============       =============    ==================     ==================




























    The accompanying notes are an integral part of the financial statements.

                             THE ADSONLY GROUP, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                       Period from
                                                                                                                      April 6, 1990
                                                                                      6 Months ended June 30,         (Inception) to
                                                                                   1995                    1996       June 30, 1996
                                                                           -------------------     ----------------   -------------

CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                            $                 (25,174)            (17,557)        (259,258)
Adjustments to reconcile net loss to net cash used for
  development activities:
    Stock issued for concept development costs                                              0                   0          120,000
    Depreciation                                                                          198                 198              628
Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                                              (698)             (1,693)           1,434
    (Increase) decrease in receivable                                                       0                   0              (22)
                                                                                --------------      --------------    -------------
Net cash used for development activities                                              (25,674)            (19,052)        (137,218)
                                                                                --------------      --------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                                    0                   0           (1,983)
                                                                                --------------      --------------    -------------
Net cash provided by investing activities                                                   0                   0           (1,983)
                                                                                --------------      --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash                                                                0                   0           84,020
Cash contributed by existing stockholders                                              74,985                   0           74,985
Cash received for notes payable                                                             0                   0            8,842
                                                                                --------------      --------------    -------------
Net cash provided by financing activities                                              74,985                   0          167,847
                                                                                --------------      --------------    -------------

Increase (decrease) increase in cash                                                   49,311             (19,052)          28,646
                                                                                --------------      --------------    -------------
CASH, beginning of period                                                               8,617              47,698                0
                                                                                --------------      --------------    -------------
CASH, end of period                                                        $           57,928              28,646           28,646
                                                                                ==============      ==============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                      $                 0                   0               0
                                                                                ==============      ==============    =============
Stock issued for intangible asset                                          $                 0                   0         120,000
                                                                                ==============      ==============    =============

    The accompanying notes are an integral part of the financial statements.

                             THE ADSONLY GROUP, INC.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)

(1) Summary of significant accounting policies
     The Company The AdsOnly Group, Inc. is a California chartered development stage corporation which conducts business from its headquarters in San Francisco. It was incorporated on April 6, 1990.

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses  for  the  years  then  ended.  Actual  results  could  differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the book-tax difference of accounting for the development expenses (see note 3 ). The financial statements for the six months ended June 30, 1995 and 1996 include all adjustments which in the opinion of management are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Fixed assets Fixed asset are recorded at cost.Depreciation is computed by the straight-line method over the estimated useful lives of the assets, generally five or seven years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation was $198 for each of the six month periods ended June 30, 1995 and 1996.

     b) Notes payable The Company issued notes payable to two principal stockholders in exchange for cash. These notes carry no stated interest rate or maturity date.

     c) Net loss per share Net loss per share is computed by dividing the net loss by the number of shares outstanding during the period.

     d) Concept development At inception the Company exchanged common stock for $120,000 of concept development costs previously expended by two individuals previously unrelated to the founders of the Company. The Company chose to immediately expense these costs.

(2) Franchise  offering  document  expenses   The  franchise  offering  document
         expenses pertain exclusively to the development of the Uniform Franchise Offering Circular, (UFOC), which represents the bulk of the Company's near-term future marketing efforts and revenues. SFAS 2 requires that all generated development costs be charged to expense when incurred. Accordingly, the Company has expenses the costs to develop its UFOC.

(3) Franchise revenues The Company has not as yet received any franchise fee revenues, but it expects to record such revenue in accordance with SFAS 45.

(4) Income taxes The Company recorded the franchise offering document costs as expenses in the period when incurred for financial statement purposes, per note 2 above. The Company recorded the concept development costs as expense immediately as well, per note 1b above. However, for income tax purposes, these costs were recorded as an intangible asset to be amort-ized over future years. The primary purpose for this treatment for tax purposes is to retain the tax benefit of the development costs. California tax law did not then recognize operating loss carry-forwards as the Federal tax code does. Therefore, by capitalizing and amortizing these costs the tax benefit of these expenses is retained for state tax purposes rather than being lost forever, as immediate expensing would have caused. This treatment will require a longer time before the tax benefit of the costs is realized, but will increase the tax benefit realized over time. California tax law was changed for tax years begin-ning after January 1, 1994. It now recognizes net operating loss carry-forwards on the same basis as the federal tax code.

                             THE ADSONLY GROUP, INC.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(4) Income taxes, continued The amounts recorded as deferred income tax assets at June 30, 1995 and 1996, $92,200 and $103,700 respectively, represent the amount of tax benefit of loss carry-forwards.The Company has estab-lished a $103,700 valuation allowance against this asset as the Company has no history of profitable operations. At June 30, 1996, the Company has a net operating loss carry-forward for income tax purposes of approximately $259,258, expiring as follows: $126,490 in 2005, $6,891 in 2006, $2,921 in 2007, $45,483 in 2008, $23,513 in 2009, $36,403 in
         2010 and $17,557 in 2011.

(5) Stockholders' equity The Company has authorized 5,000,000 shares of no par value common stock and 1,000,000 shares of no par preferred stock. In April 1990 the Company issued 1,550,000 shares of common stock in exch-ange for $3,900 in cash and $120,000 of previously expended concept development costs. In May 1993, the Company issued 273,530 shares of common stock in exchange for $29,970 in cash. In November 1993, the Company issued 150,000 shares of common stock in exchange for $150 in cash. In February 1994, the Company issued 33,334 shares of common stock in exchange for $50,000 in cash. In May 1995, and June 1995, existing stockholders contributed $50,000 and $24,985 in cash to the Company.

(6) Common stock public offering The board of directors authorized the Company to sell up to 850,000 shares of the Company's common stock in a "self-underwritten" public offering pursuant to a Registration Statement on Form SB-2 under the Securities Act of 1933. This offering is being made with a 50,000 share minimum, and is effective for one year from the effective date of the registration, June 26, 1996.

(7) Subsequent events In December 1996, the Company completed the sale of the minimum shares under its registration, and therefore broke its escrow. The Company is proceeding with the continued sale of its shares.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         The AdsOnly Group is a start-up company offering advertising franchise opportunities for sale on a national basis. The Company has been in an organizational and development stage since 1990, during which time management has incorporated the Company, filed for and completed franchise registration and concentrated its efforts with the legal and logistical issues involved in preparing to sell franchise offerings of a service-based enterprise.

         AOG is currently operating on a part-time basis until such time that funding can be raised to allow the officers to devote full-time efforts in advancing this enterprise. At this time, management is working without compensation. AOG will not commence full-time operations until such time as at least the minimum number of shares are sold and the proceeds of this offering become available. The Company currently has eight part-time employees and no full-time employees, however, once the Offering is completed all of the part-time employees will become full-time employees. The Company also expects to hire an additional three to twelve employees for its administrative staff in the first year.

         The Company has set aside $75,740 under the minimum Use of Proceeds of the Offering for the payment of salaries to employees. Although this is a significant amount of the minimum proceeds, the Company feels that this will be sufficient to cover the salary expense of its employees for the first year of operation while not negatively impacting the liquidity of the Company. AOG currently has sufficient employees to operate the company for the first 12 months, however, if amounts greater than the minimum proceeds are raised proportionally up to the maximum amount to be set aside for salaries of $941,740, the Company will hire additional employees to expand its operations and expansion, however not to the degree that the amount of employees are more than can be supported for one year under the amount of proceeds raised and set aside for salaries from the Offering. Any addition of employees and increased operations would also be expected to accordingly allow the AOG to increase its revenues and thus gain an even greater liquidity.

         Should only the minimum sale of shares offered be sold management believes that it would meet the Company's minimum cash requirements until such time as AOG's operations begin generating revenues. Management believes it may not be necessary to seek additional funding during the twelve-month period after receipt of at least the minimum amount of proceeds which will be made become available to AOG as the Company expects to be generating revenues prior to the end of the 12th month of operation after funding.

         AOG intends to secure additional operating and training facilities to its main office in San Francisco. AOG intents to secure operating facilities in the San Francisco area. Management anticipates that this base of operations will demonstrate a real world example of "the virtual office" rather than a large physical plant associated with past agencies. Should adequate funding be available, AOG plans to employee additional key personnel to proceed with the Company's franchise sales effort and commence with the design and development of the communication network/computer system, necessary to organize the sales and marketing effort, as well as future franchise communications.

         AOG intends to contract with a leading public relations firm to begin the process of promoting its franchise business and operations. Initially, management intends to orchestrate an extensive awareness campaign to generate interest and leads, on a market-by-market basis, just prior to conducting a sales blitz in that area. As part of its marketing and public relations strategy, management plans to solicit press coverage, personal interviews, trade articles and industry related forums that will further promote the Company in its operations. Management intends to target publications, trade journals, and other communication vehicles geared to the advertising industry in conjunction with its planned self-promotional advertising campaign.

         In keeping with a technologically-based, information-sharing concept, management feels that the implementation of computer systems and the training of new franchisees in their use will be an important part of a successful approach to the establishment of any communication based service industry such as advertising. Therefore, as soon as capitalization allows, one of the Company's first organizational plans will be to implement the use of a LAN/WAN computer system to connect AOG's home office with its franchisees. The system AOG intends to install will be a custom designed database/network utilizing the Apple Computer platform. Management believes this system will allow for the collection, archiving, and exchange of advertising ideas and products produced and digitally stored within AOG's system database. It is this system which plans to make available for its franchisees that is intended to offer the communication, knowledge, and support that are often only available from a large national advertising agency. This network, referred to by AOG as the "CET" (Creative Exchange Technology) system, will also allow the Company to monitor individual franchise sales and operational activities as well as reaction to needs and demands in real-time, as needed. In addition, management believes this ability to share ideas and information will be a distinct competitive advantage and marketing tool to be used for AOG's franchisees seeking market-by-market data, creative and other operational support.

         The interactive capabilities of the CET system will also allow for digital creative exchanges, while allowing The AdsOnly Group and franchisees to: communicate at will with text and graphics, retrieve text and graphics from an advertisement database, allow remote brain-storming sessions, conduct on-line research, as well as access existing mainstream on-line services.

         Management intends, due to practical reasons and the size of its potential national market, to concentrate its initial franchising efforts in the California area markets. These first few franchises will then be able to serve both as examples to new franchisees, as well as franchisee training centers and beta test sites for franchised system development.

         Management intends to complete production of AdsOnly marketing and sales tools, which will include a franchise sales brochure with an interactive computer disk and the AdsOnly Video(TM), targeted trade, direct mail and specialized business-to-business advertising campaigns. The AdsOnly Video will be produced by AOG on a quarterly basis for use as a communication and sales tool. Parts of the video will be used to update franchisees of current events, trends campaign, and issues concerning the AdsOnly franchise and the advertising industry. The AdsOnly Video will be regularly updated for show as demo reels, highlighting the best work for that quarter with case study examples. An initial "working model" of this video will be produced for the purpose of introducing prospective franchisees to the AOG concept and to be supplied as a leave behind sales tool.

         Simultaneously, AOG intends to complete the production of the AdsOnly Franchise Business and Marketing Manual, which is currently in draft form. Items outlined will include detailed education of the franchisee and their employees; pre-opening activities; agency advertising and promotion; professional systems; administrative systems; and professional support. Additionally, management intends to re-create all existing franchise advertising and direct mail programs in customizable electronics format for use within the CET system.

         Management is currently developing specific training tools designed to teach new franchisees the operational systems of the AdsOnly franchise package, including the nut-and-bolts of opening, promoting and maintaining their AdsOnly office, and running it profitably. This training will be conducted in both classroom sessions prior to opening a franchise as well as through self-paced computer based training that will also instruct the operators on how to use the CET system. This coursework and corresponding instruction tools will be copyright protected to protect investor interests in AOG. Management intends to hold bi-annual training seminars held in conjunction with national sales conferences that AdsOnly franchises will be obligated to attend or be represented at. Future continuing education for franchisees is planned to be implemented using on line programs developed by the Company.

         AOG intends to form relationships between its management and their past associations in the advertising industry by establishing strategic alliances that can be used to benefit the organization as a whole. These strategic alliance candidates include: The American Association of Advertising Agencies ("AAAA"), The National Ad Council, Direct Marketing Association ("DMA"), Media Buying Services, and the National Association of Franchises.

         As a result of these alliances, AOG hopes to be able to negotiate blanket discounts, wholesale buying arrangements and group rates that can be passed on throughout the AdsOnly network. Management believes that this ability to leverage the Company's mass marketing approach will enable AOG to create a stronger competitive advantage for the entire AOG organization allowing each franchisee to offer prices and service that individual agencies would not be able. While larger agencies are able to offer services in similar ways to larger budget clients, AOG's ability to offer boutique style creative support with competitive prices could position AdsOnly franchisees to compete for clients against agencies of all sizes.

         Management anticipates that by the end of the first year of operation, AOG will have completed all franchise development, systems and operational issues both at the corporate level and at the franchise level. AOG projects this length of time to completely "field test" the AOG franchise concept, allow for the sale and training of the first franchises, and modifications to the operating systems for the organization.

         While systems and communication tools are the tangible aspects of what the AdsOnly franchise consists of, the Company feels that there is a significant "intangible" benefit to the business AOG offers. For small local agencies, and for that matter, people that would like to leave a large shop to "go it alone", there is the isolation factor present in any single start-up business that can impede an individual's ability to compete. Management believes that AdsOnly's ability to create and support a growing network of franchise agencies around the country that will create an organizational network to supply the type of support that can be extremely beneficial in the early stages of a business. The ability of franchisees to network, share ideas, research industries and draw on inside knowledge from within the AdsOnly organization and its database will be able to allow the individual franchisees to have a much greater advantage as far as competitiveness and support.

Franchising

         In July of 1993, AOG began the preparation of its franchise registration documents including a Uniform Franchise Offering Circular (UFOC) for submission to the Federal Trade Commission which has now been completed. The Company has also began preparing and submitting the required registration materials to be allowed to sell franchises in approximately thirty states which the Company has targeted to begin its marketing. The Company expects to be registered with all the states that it has initially targeted within several months after the completion of the offering.

         AOG intends to sell franchises for an initial non-refundable franchise fee of $19,500, for which AOG intends to provide a franchisee with assistance in establishing the franchise location, assistance pursuant to operating the franchise, legal and accounting work, and training expenses. AOG intends to train each franchise owner in AOG's advertising business operating systems.

         Franchisees will be required to pay AOG a monthly royalty fee equal to five percent (5) of the monthly sales. Franchisees will also pay AOG a national advertising fee equal to one and a half percent (1 1/2) of monthly gross sales. These fees will be used to purchase regional advertising to benefit franchisees as well as AOG.

         Franchisees will be responsible for obtaining all zoning permits, licensing and variances which may be required to open and operate a franchise location. AOG will require all of its franchisees to sign strict confidentiality and non- disclosure agreements pursuant to the trade secrets disclosed to franchisees in order for them to operate franchise locations.


                           PART II - Other Information

Item 1. Legal Proceedings.
The Company is not a party to any pending legal proceedings.

Item 2. Changes in Securities
None to report.

Item 3. Defaults Upon Senior Securities
None to report.

Item 4. Submission of Matters to a Vote of Security Holders.
The Company did not submit any matters to a vote of security holders during the last quarter.

Item 5. Other Information
None to report.

Item 6. Exhibits and Reports on Form 8-K and 8-K/A.
During the last quarter the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 1996

                                              THE ADSONLY GROUP, INC.
                                             a California Corporation



                                             By:  /s/ Michael Hinshaw
                                                  Michael Hinshaw
                                                  CEO and Chairman of the Board



                                             By:  /s/ Henry L. Corona
                                                  Henry L. Corona
                                                  Chief Financial Officer