Form 10QSB
period 1996-09-30
ADSONLY GROUP INC
filed 1997-02-05
CIK 943142

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the period ended September 30, 1996

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

             As of January 31, 1996 - 2,056,864 shares of common stock.

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

                             THE ADSONLY GROUP, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                                        December 31, 1995           September 30, 1996
                                                                     -----------------------        ------------------
                            ASSETS                                                                     (Unaudited)
CURRENT ASSETS
  Cash                                                             $                  47,698                    13,517
  Federal income tax receivable                                                           22                        22
                                                                     -----------------------        ------------------
    Total current assets                                                              47,720                    13,539
                                                                     -----------------------        ------------------
FIXED ASSETS
  Computer equipment                                                                   1,983                     1,983
 Less: accumulated depreciation                                                         (430)                     (727)
                                                                     -----------------------        ------------------
    Total fixed assets                                                                 1,553                     1,256
                                                                     -----------------------        ------------------
OTHER ASSETS
  Deferred income tax asset (note 3)                                                       0                         0
                                                                     -----------------------        ------------------
    Total other assets                                                                     0                         0
                                                                     -----------------------        ------------------
Total Assets                                                       $                  49,273                    14,795
                                                                     =======================        ==================

             LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Accounts payable                                                 $                   1,816                         0
  State franchise tax payable                                                            800                         0
  State sales tax payable                                                                511                         0
                                                                     -----------------------        ------------------
    Total current liabilities                                                          3,127                         0
                                                                     -----------------------        ------------------
LONG-TERM LIABILITIES
  Notes payable (note 1a)                                                              8,842                     8,842
                                                                     -----------------------        ------------------
    Total long-term liabilities                                                        8,842                     8,842
                                                                     -----------------------        ------------------
    Total Liabilities                                                                 11,969                     8,842
                                                                     -----------------------        ------------------
STOCKHOLDERS' EQUITY
  Common stock, no par value, authorized 5,000,000
    shares; 2,006,864 issued and outstanding. (note 5)                               279,005                   279,005
  Preferred stock, no par value, authorized 1,000,000
    shares; 0 shares issued and outstanding. (note 4)                                      0                         0
  Deficit accumulated during the development stage                                  (241,701)                 (273,052)
                                                                     -----------------------        ------------------
Total Stockholders' Equity                                                            37,304                     5,953
                                                                     -----------------------        ------------------
Total Liabilities and Stockholders' Equity                         $                  49,273                    14,795
                                                                     =======================        ==================

     The accompanying notes are an integral part of the financial statements

                             THE ADSONLY GROUP, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)

                                                                                                        Period from
                                                                                                       April 6, 1990
                                                               9 Months ended September 30,           (Inception) to
                                                                 1995                 1996             Sept 30, 1996
                       REVENUE
Sales                                                   $                0                  0                   6,813
Interest                                                                 0                  0                     413
                                                            --------------      -------------       -----------------
  Total revenue                                                          0                  0                   7,226
                                                            --------------      -------------       -----------------
                     COST OF SALES
Cost of sales                                                            0                  0                   6,823
                                                            --------------      -------------       -----------------
   Gross profit/(loss)                                                   0                  0                     403

                       EXPENSES
Bank charges                                                            22                  0                     493
Concept development cost                                                 0                  0                 120,000
Contract labor                                                      12,504             15,682                  59,925
Depreciation                                                           297                297                     727
Dues and subscriptions                                                 400                  0                     507
Franchise offering document preparation                                  0                  0                   5,955
State franchise filing fee                                             487              1,260                   3,697
Internet site fee                                                        0              3,455                   3,455
Licenses and taxes                                                       0                  0                   6,234
Office expenses                                                      1,709              1,270                  10,433
Postage                                                                565              1,250                   3,425
Printing                                                                 2                  0                   2,188
Professional Services                                               14,366              6,345                  51,751
Travel and entertainment                                               250              1,792                   4,289
Miscellaneous                                                            0                  0                     376
                                                            --------------      -------------       -----------------
  Total expenses                                                    30,602             31,351                 273,455
                                                            --------------      -------------       -----------------
Net loss before tax benefit                                        (30,602)           (31,351)               (273,052)
                                                            --------------      -------------       -----------------
Income tax benefit (note 3)                                              0                  0                       0
                                                            --------------      -------------       -----------------
Net loss                                                $          (30,602)           (31,351)               (273,052)
                                                            ==============      =============       =================
Weighted average number of shares outstanding                    2,006,684          2,006,684               2,006,684
                                                            ==============      =============       =================
Net loss per share                                      $            (0.02)             (0.02)                  (0.14)
                                                            ==============      =============       =================

    The accompanying notes are an integral part of the financial statements.

                             THE ADSONLY GROUP, INC.
                        (A Development Stage Enterprise)
                        Statement of Stockholder's Equity

                                     Shares of                                                                         Total
                                      Common             Common             Preferred         Accumulated           Stockholders'
                                       Stock              Stock               Stock             Deficit                Equity

BALANCE, December 31, 1995            2,006,864    $       279,005                   0             (241,701)                37,304


Net loss                                      0                  0                   0              (31,351)               (31,351)
                                  -------------      -------------       -------------    ------------------     ------------------

BALANCE, September 30,
  1996 (Unaudited)                    2,006,864    $       279,005                   0             (273,052)                 5,953
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

                             THE ADSONLY GROUP, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                       Period from
                                                                                                                      April 6, 1990
                                                                                   9 Months ended September 30,      (Inception) to
                                                                                   1995                    1996       Sept 30, 1996
                                                                           -------------------     ----------------   -------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                            $                 (30,602)            (31,351)        (273,052)
Adjustments to reconcile net loss to net cash used for
  development activities:
    Stock issued for concept development costs                                              0                   0          120,000
    Depreciation                                                                          297                 297              727
Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                                              (697)             (3,127)               0
    (Increase) decrease in receivable                                                       0                   0              (22)
                                                                                --------------      --------------    -------------
Net cash used for development activities                                              (31,002)            (34,181)        (152,347)
                                                                                --------------      --------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                                    0                   0           (1,983)
                                                                                --------------      --------------    -------------
Net cash provided by investing activities                                                   0                   0           (1,983)
                                                                                --------------      --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash                                                                0                   0           84,020
Cash contributed by existing stockholders                                              74,985                   0           74,985
Cash received for notes payable                                                             0                   0            8,842
                                                                                --------------      --------------    -------------
Net cash provided by financing activities                                              74,985                   0          167,847
                                                                                --------------      --------------    -------------

Increase (decrease) increase in cash                                                   43,983             (34,181)          13,517
                                                                                --------------      --------------    -------------
CASH, beginning of period                                                               8,617              47,698                0
                                                                                --------------      --------------    -------------
CASH, end of period                                                        $           52,600              13,517           13,517
                                                                                ==============      ==============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                      $                 0                   0               0
                                                                                ==============      ==============    =============
Stock issued for intangible asset                                          $                 0                   0         120,000
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

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses  for  the  years  then  ended.  Actual  results  could  differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the book-tax difference of accounting for the development expenses (see note 3 ). The financial statements for the nine months ended September 30, 1995 and 1996 include all adjustments which in the opinion of management are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Fixed assets Fixed asset are recorded at cost.Depreciation is computed by the straight-line method over the estimated useful lives of the assets, generally five or seven years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation was $297 for each of the nine month periods ended September 30, 1995 and 1996.

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

                             THE ADSONLY GROUP, INC.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(4) Income taxes, continued The amounts recorded as deferred income tax assets at September 30, 1995 and 1996, $64,200 and $109,200, respectively, represent the amount of tax benefit of loss carry-forwards. The Company has established a $109,200 valuation allowance against this asset, as the Company has no history of profitable operations. At September 30, 1996, the Company has a net operating loss carry-forward for income tax purposes of approximately $273,052, expiring as follows: $126,490 in 2005, $6,891 in 2006, $2,921 in 2007, $45,483 in 2008, $23,513 in 2009,
         $36,403 in 2010 and $31,351 in 2011.

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