Form 10KSB
period 1996-12-31
ADSONLY GROUP INC
filed 1997-05-13
CIK 943142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
         For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
         For the transition period from                    to

                         Commission file number 33-90672

                             THE ADSONLY GROUP, INC.
                 (Name of small business issuer in its charter)

          California                                 93-1026060
(State or other jurisdiction of                 (IRS Employer ID No.)
 incorporation or organization)

                           One Sansone St., Suite 2000
                         San Francisco, California 94104
                    (Address of principal executive offices)

Issuer's telephone number  (415) 721-0299

Securities registered under 12(b) of the Exchange Act:
   Title of each class                 Name of each exchange on which registered
         None                                            N/A

Securities registered under 12(g) of the Exchange Act:
                           Common stock, no par value
                              (Title of each class)

Check whether the issuer (1) has filed reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of March 31, 1997 - $307,200

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1997 - 1,482,255 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1. Description of Business.

         The AdsOnly Group, Inc., ("AOG" or "Company"), was incorporated in the State of California on April 6, 1990 by a group of advertising agency executives, including executives experienced with large worldwide advertising agencies such as Ogilvy & Mather and BBDO. The Company seeks to develop, market, and sell its advertising franchise system throughout the United States. Based on its experience in the advertising industry, management believes that there is a significant opportunity to develop market share by offering advertising services for companies with advertising budgets in the $250,000 annual range, while also targeting divisions of larger companies and advertisers requesting "perjob", or project based services.

         Historically, larger advertising agencies such as Ogilvy & Mather, J. Walter Thompson, and BBDO, concentrated marketing efforts toward larger advertising clients, often those clients with advertising budgets exceeding $1,000,000. As a result, management believes that a broad-based advertising system which specializes in meeting the needs of mid-size companies with smaller advertising budgets provides the company with a significant opportunity to develop and expand market share within this target market.

         AOG was founded by experienced advertising executives, whose cumulative experience led them to conclude that large and mid-size agencies cannot serve the smaller advertiser profitably and effectively. Large, international groups of advertising agencies are organized to service clients on an international basis and often focus on such clients as Procter & Gamble, Coca-Cola, Ford Motor Company, Exxon, etc. These larger advertising agencies are unable to devote attention to the considerable number of smaller advertising clients.

         Based on their experience, management believes that "full service" advertising agencies have not traditionally attempted to capture the business of these advertisers, and management believes that even if existing full service advertising agencies attempt to capture market share from these advertisers, they will not be able to serve this type of advertiser using their top advertising personnel, primarily due to cost and price constraints. This situation could result in these agencies delegating creative and other decisions to unseasoned junior staff who are not equipped to provide these advertisers with the level of service and creative quality required to produce top quality advertising campaigns.

         Smaller, regional advertising agencies, which management defines as advertising agencies which realize between $100,000 and $1,000,000 in gross profit from operations, often serve smaller local and regional clients. However, due to the constraints imposed by maintaining day-to-day operating and client-based tasks, these smaller advertising agencies often lack the ability to engage in any appreciable new business planning and self promotion.

         As a result, when confronted with a prospective client with a sizeable advertising budget, smaller agencies frequently experience difficulty in securing these larger clients. Even if these smaller advertising agencies manage to capture larger clients, their limited resources often make it difficult for these smaller agencies to retain these clients on a long-term basis. In addition, if the founders or principals of these smaller agencies leave, or sell the firms, a number of advertising clients may follow the founders to their new advertising agencies.

         Based on budgetary constraints, advertisers with marketing budgets under $250,000 must spend their advertising resources wisely and effectively. Most smaller advertisers cannot afford the fees which larger advertising agencies would typically charge them, thus, effective and affordable advertising and marketing are critical to smaller advertisers. Large and mid-size advertising firms are not able to focus on smaller advertising clients and so often provide inferior service to smaller clients while having to charge "top dollar" for these services.

         An additional burden placed on both the small advertising agency and the small advertiser is that many smaller advertising agencies lack any appreciable level of name recognition. As a result, advertisers may be skeptical regarding placing their advertising dollars in the hands of an unknown agency. As smaller advertising agencies often operate within their own budget constraints, these agencies frequently employ freelance personnel who typically cannot offer the resources or experience provided by full-time advertising agency employees.

         The AdsOnly Group was founded to be the first franchisor of advertising agencies. Other than the public in general, one specific target market the Company intends to market its franchises to is small "mom and pop" advertising agencies run by fewer than ten people with backgrounds in the advertising business including copywriting, art direction, direct mail, and account management. This potential market is made up of individuals who are already in the advertising business but do not have the knowledge, experience and support of a "full-service" national firm behind them. The Company has patterned this strategy after large real estate franchisers such as Prudential, ReMax, and others who market their membership to existing "mom and pop" real estate brokers.

         These franchises are designed to target the rapidly growing advertising niche which includes expanding local and regional businesses with advertising budgets under $250,000, while also targeting larger advertisers and divisions of larger companies requesting "per job" or project based advertising services. Based on management's experience, due to the recent downsizing that many large advertisers have experienced over the past several years, these major advertisers are out-sourcing marketing services at a greater level than ever before and, in many instances, are unwilling to pay the costs of a national full-service advertising agency.

Item 2.  Description of Property.

         None

Item 3.  Legal Proceedings.

         The Company is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company did not submit any matters to a vote of security holders during the fiscal year.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         There is currently no public trading market for the Company's common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

         The AdsOnly Group is a start-up company offering advertising franchise opportunities for sale on a national basis. The Company has been in an organizational and development stage since 1990, during which time management incorporated the Company, filed for and completed franchise registration and concentrated its efforts on the legal and logistical issues involved in selling franchise offerings of a service-based enterprise.

         AOG sold the minimum number of shares and the proceeds thereof became available to the Company on December 24, 1996. The Company is now operating on a full-time basis. The Company currently has three full-time employees and expects to hire an additional three to twelve employees for its administrative staff over the first year.

         The Company has set aside $75,740 under the minimum Use of Proceeds of the Offering for the payment of salaries to employees. Although this is a significant amount of the minimum proceeds, the Company feels that this amount will be sufficient to cover the salary expense of its employees for the first year of operation while not negatively impacting the liquidity of the Company. AOG currently has sufficient employees to operate the company for the first 12 months. As amounts in excess pf the minimum proceeds are raised, the Company will proportionally set aside funds for salaries up to the expected maximum of $941,740. The Company will hire additional employees to expand its operations, however, not to the degree that the amount of employees are more than can be supported for one year under the amount of proceeds raised and set aside for salaries from the Offering. Any addition of employees and increased operations would also be expected to allow the AOG to increase its revenues and thus gain an even greater liquidity.

         Should only the minimum sale of shares offered be sold, management believes that it would meet the Company's minimum cash requirements until such time as AOG's operations begin generating revenues. Management believes it may not be necessary to seek additional funding during the twelve-month period after receipt of the minimum amount of proceeds as the Company expects to be generating revenues prior to the end of the 12th month of operation after funding.

         AOG has secured operating facilities in the San Francisco area. Management anticipates that this base of operations will demonstrate a real world example of "the virtual office" rather than a large physical plant associated with past agencies. Should adequate funding be available, AOG plans to employ additional key personnel to proceed with the Company's franchise sales effort and commence with the design and development of the communication network/computer system necessary to organize the sales and marketing effort, as well as future franchise communications.

         AOG intends to contract with a leading public relations firm to begin the process of promoting its franchise business and operations. Initially, management intends to orchestrate an extensive awareness campaign to generate interest and leads, on a market-by-market basis, just prior to conducting a sales blitz in that area. As part of its marketing and public relations strategy, management plans to solicit press coverage, personal interviews, trade articles and industry related forums that will further promote the Company and its operations. Management intends to target publications, trade journals, and other communication vehicles geared to the advertising industry in conjunction with its planned self-promotional advertising campaign.

         In keeping with a technologically-based, information-sharing concept, management feels that the implementation of computer systems and the training of new franchisees in the use of such systems will be an important part of a successful approach to the establishment of any communication based service industry. Therefore, as soon as capitalization allows, one of the Company's first organizational plans will be to implement the use of a LAN/WAN computer system to connect AOG's home office with its franchisees. The system AOG intends to install will be a custom designed database/network utilizing the Apple Computer platform. Management believes this system will allow for the collection, archiving, and exchange of advertising ideas and products produced and digitally stored within AOG's system database. This system, which AOG plans to make available for its franchisees, is intended to offer the communication, knowledge, and support which often are only available from a large national advertising agency. The network, referred to by AOG as the "CET" (Creative Exchange Technology) system, will also allow the Company to monitor individual franchise sales and operational activities as well as react to needs and demands in real-time. In addition, management believes this ability to share ideas and information will be a distinct competitive advantage and marketing tool to be used for AOG's franchisees seeking market-by-market data, creative and other operational support.

         The interactive capabilities of the CET system will also allow for digital creative exchanges, while allowing The AdsOnly Group and franchisees to: communicate at will with text and graphics, retrieve text and graphics from an advertisement database, allow remote brain-storming sessions and conduct on-line research, as well as access existing mainstream on-line services.

         Management intends, due to practical reasons and the size of its potential national market, to concentrate its initial franchising efforts in the California area markets. These first few franchises will then be able to serve both as examples to new franchisees, as well as franchisee training centers and beta test sites for franchised system development.

         Management intends to complete production of AdsOnly marketing and sales tools, which will include a franchise sales brochure with an interactive computer disk and the AdsOnly Video(TM), targeted trade, direct mail and specialized business-to-business advertising campaigns. The AdsOnly Video will be produced by AOG on a quarterly basis for use as a communication and sales tool. Parts of the video will be used to update franchisees of current events, trends campaigns, and issues concerning the AdsOnly franchise and the advertising industry. The AdsOnly Video will be regularly updated for show as demo reels, highlighting the best work for that quarter with case study examples. An initial "working model" of this video will be produced for the purpose of introducing prospective franchisees to the AOG concept and to be supplied as a leave behind sales tool.

         Simultaneously, AOG intends to complete the production of the AdsOnly Franchise Business and Marketing Manual, which is currently in draft form. Items outlined will include detailed education of the franchisee and their employees, pre-opening activities, agency advertising and promotion, professional systems, administrative systems and professional support. Additionally, management intends to re-create all existing franchise advertising and direct mail programs in customizable electronics format for use within the CET system.

         Management is currently developing specific training tools designed to teach new franchisees the operational systems of the AdsOnly franchise package, including the nut-and-bolts of opening, promoting and maintaining their AdsOnly office, and running it profitably. This training will be conducted in both classroom sessions prior to opening a franchise as well as through self-paced computer based training that will also instruct the operators on how to use the CET system. This coursework and corresponding instruction tools will be copyright protected to protect investor interests in AOG. Management intends to hold bi-annual training seminars held in conjunction with national sales conferences that AdsOnly franchises will be obligated to attend or be represented at. Future continuing education for franchisees is expected to be implemented utilizing on line programs developed by the Company.

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

         While systems and communication tools are the tangible aspects of what the AdsOnly franchise consists of, the Company feels that there is a significant "intangible" benefit to the business AOG offers. For small local agencies, and for that matter, people that would like to leave a large shop to "go it alone", there is the isolation factor present in any single start-up business that can impede an individual's ability to compete. Management believes that AdsOnly's ability to create and support a growing network of franchise agencies around the country which will create an organizational network to supply support which can be extremely beneficial in the early stages of franchisee development. The ability of franchisees to network, share ideas, research industries and draw on inside knowledge from within the AdsOnly organization and its database will allow the individual franchisees to have a much greater advantage as far as competitiveness and support.

Franchising

         In July of 1993, AOG began the preparation of its franchise registration documents including a Uniform Franchise Offering Circular (UFOC) for submission to the Federal Trade Commission which has now been completed. The Company has also began preparing and submitting the required registration materials will enable AOG to sell franchises in approximately thirty states which the Company has targeted to begin its marketing. The Company expects to be registered with all the states that it has initially targeted within several months after the completion of the offering.

         AOG intends to sell franchises for an initial non-refundable franchise fee of $19,500, for which AOG intends to provide a franchisee with assistance in establishing the franchise location, assistance pursuant to operating the franchise, legal and accounting work, and training expenses. AOG intends to train each franchise owner in AOG's advertising business operating systems.

         Franchisees will be required to pay AOG a monthly royalty fee equal to five percent (5) of the monthly sales. Franchisees will also pay AOG a national advertising fee equal to one and a half percent (1 1/2) of monthly gross sales. These fees will be used to purchase regional advertising to benefit franchisees as well as benefit AOG.

         Franchisees will be responsible for obtaining all zoning permits, licensing and variances which may be required to open and operate a franchise location. AOG will require all of its franchisees to sign strict confidentiality and non- disclosure agreements pursuant to the trade secrets disclosed to franchisees in order for them to operate franchise locations.

         On February 25, 1997, certain officers and founders of AOG returned 575,809 of their shares, or approximately 30%, to the Company. This was accomplished as a direct result of a request by the purchasers of the minimum shares in the Company's public offering.

Item 7. Financial Statements.

         Attached as Exhibit 1.

Item 8. Changes in and Disagreements With Acountants on Accounting and Financial Disclosure.

         None.
                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

         Michael Hinshaw - Chairman and Chief Executive Officer
         Tracey F. Miner - President and Director
         Henry Corona - Chief Financial Officer
         Paul Holzapfel - Vice President - Sales and Marketing
         Richard Beerman - Chief Information Officer and Secretary Kimberly M. Young - Director
         Michael Yale Reif - Director
         Per Barnes - Director

Item 10. Management Remuneration and Transactions.

         Michael Hinshaw - Earned $8,000 in compensation in 1996.

Item 11.  Security  Ownership of Certain  Beneficial  Owners and Management.

         Michael Hinshaw - owns 175,000 shares
         Tracey F. Miner - owns 43,750 shares
         Kimberly M. Young - owns 131,250 shares
         Michael Yale Reif - owns 262,500 shares
         Per Barnes - owns 350,000 shares

Item 12. Certain Relationships and Related Transactions.

         On February 25, 1997, certain officers and founders of AOG returned 575,809 of their shares, or approximately 30%, to the Company. This was accomplished as a direct result of a request by the purchasers of the minimum shares in the Company's public offering.

         Michael Hinshaw - contributed 75,000 shares
         Tracey F. Miner - contributed 18,750 shares
         Kimberly M. Young - contributed 56,250 shares
         Michael Yale Reif - contributed 112,500 shares
         Per Barnes - contributed 150,000 shares

Item 13. Exhibits and Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the last fiscal year.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  THE ADSONLY GROUP, INC.
By: (Signature and Title) /s/ Michael Hinshaw, Chairman and CEO
                              Michael Hinshaw, Chairman and CEO
Date: April 15, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 1997         By:  /s/ Michael Hinshaw
                                  Michael Hinshaw, CEO and Chairman of the Board

Date: April 15, 1997         By:  /s/ Tracey F. Miner
                                  Tracey F. Miner, President and Director

Date: April 15, 1997         By:  /s/ Henry L. Corona
                                  Henry L. Corona, Chief Financial Officer

Date: April 15, 1997         By:  /s/ Kimberly M. Young
                                  Kimberly M. Young, Director

Date: April 15, 1997         By:  /s/ Michael Y. Reif
                                  Michael Y. Reif, Director

Date: April 15, 1997         By:  /s/ Per Barnes
                                  Per Barnes, Director

EXHIBIT 1


                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Certified Public Accountant............................F-2

Balance Sheets...............................................................F-3

Statements of Operations.....................................................F-4

Statements of Stockholders' Equity...........................................F-5

Statements of Cash Flows.....................................................F-6

Notes to Financial Statements................................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



TO:  The Board of Directors and Stockholders
     The AdsOnly Group, Inc.
     (A Development Stage Enterprise)
     San Francisco, California


We have audited the accompanying balance sheets of The AdsOnly Group, Inc., a development stage enterprise, (the "Company") as of December 31, 1995 and 1996 and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.




                                                   Durland & Company, CPAs, P.A.

Palm Beach, Florida
April 14, 1997

                             THE ADSONLY GROUP, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                                  December 31,
                                          1995                         1996
                                     ------------                   ------------
                          ASSETS
CURRENT ASSETS
   Cash                              $    47,698                       304,328
   Federal income tax receivable              22                             0
                                     ------------                   ------------
     Total current assets                 47,720                       304,328
                                     ------------                   ------------
FIXED ASSETS
   Computer equipment                      1,983                         1,983
   Less: accumulated depreciation           (430)                         (826)
                                     -------------                  ------------
     Total fixed assets                    1,553                         1,157
                                     -------------                  ------------
OTHER ASSETS
   Prepaid insurance                           0                         4,500
   Internet site development, net
     of amortization (note 8)                  0                         3,599
   Deferred offering costs (note 7)            0                        35,036
                                     -------------                  ------------
     Total other assets                        0                        43,135
                                     -------------                  ------------
Total Assets                         $    49,273                       348,620
                                     =============                  ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable                  $     1,816                        42,692
   Payroll taxes payable                       0                         2,976
   Accrued salaries                            0                         5,692
   State franchise tax payable               800                             0
   State sales tax payable                   511                             0
                                     -------------                 -------------
     Total current liabilities             3,127                        51,360
                                     -------------                 -------------
LONG-TERM LIABILITIES
   Notes payable (note 1b)                 8,842                         8,842
                                     -------------                 -------------
     Total long-term liabilities           8,842                         8,842
                                     -------------                 -------------
     Total Liabilities                    11,969                        60,202
                                     -------------                 -------------
STOCKHOLDERS' EQUITY
   Common stock, no par value,
    authorized 5,000,000 shares;
    2,006,864 and 2,058,064 at
    December 31, 1995 and December
    31, 1996 issued and outstanding.
    (note 5)                             279,005                       583,959
   Preferred stock, no par value,
    authorized 1,000,000 shares; 0
    shares issued and outstanding.
    (note 5)                                   0                             0
   Deficit accumulated during the
    development stage                   (241,701)                     (295,541)
                                      ------------                --------------
 Total Stockholders' Equity               37,304                       288,418
                                      ------------                --------------
 Total Liabilities and Stockholders'
    Equity                            $   49,273                       348,620
                                      ============                ==============
     The accompanying notes are an integral part of the financial statements
                             THE ADSONLY GROUP, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations

                                                                                                     Period from
                                                                                                     April 6, 1990
                                                                Years ended December 31,             (Inception) to
                                                                1995                1996             Dec. 31, 1996
                       REVENUE
Sales                                                   $                0                  0                   6,813
Interest                                                                 0                  0                     413
                                                            --------------      -------------       -----------------
  Total revenue                                                          0                  0                   7,226
                                                            --------------      -------------       -----------------
                     COST OF SALES
Cost of sales                                                            0                  0                   6,823
                                                            --------------      -------------       -----------------
   Gross profit/(loss)                                                   0                  0                     403
                       EXPENSES
Advertising                                                              0                208                     208
Bank charges                                                            22                  0                     493
Concept development cost                                                 0                  0                 120,000
Contract labor                                                      14,243             21,447                  65,690
Depreciation                                                           397                396                     826
Dues and subscriptions                                                 400                  0                     507
Executive salaries                                                       0              8,000                   8,000
Franchise offering document preparation                                  0                  0                   5,955
State franchise filing fee                                           1,087              1,260                   3,697
Internet site fee                                                        0              1,455                   1,455
Licenses and taxes                                                   1,000                668                   6,902
Office expenses                                                      4,071              1,819                  10,982
Postage                                                                565                951                   3,126
Printing                                                                 2                  0                   2,188
Professional Services                                               14,366             15,577                  60,983
Travel and entertainment                                               250              1,792                   4,289
Miscellaneous                                                            0                267                     643
                                                            --------------      -------------       -----------------
  Total expenses                                                    36,403             53,840                 295,944
                                                            --------------      -------------       -----------------
Net loss before tax benefit                                       (36,403)           (53,840)               (295,541)
                                                            --------------      -------------       -----------------
Income tax benefit (note 4)                                              0                  0                       0
                                                            --------------      -------------       -----------------
Net loss                                                $         (36,403)           (53,840)               (295,541)
                                                            ==============      =============       =================
Weighted average number of shares outstanding                   2,006,684          2,009,032               2,009,032
                                                            ==============      =============       =================
Net loss per share                                      $           (0.02)             (0.03)                  (0.15)
                                                            ==============      =============       =================

    The accompanying notes are an integral part of the financial statements.

                             THE ADSONLY GROUP, INC.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity

                                    Shares of                                                                            Total
                                     Common             Common             Preferred           Accumulated           Stockholders'
                                      Stock              Stock               Stock               Deficit                 Equity

BALANCE, December                     2,006,864    $       204,020                   0               (205,298)              (1,278)
   31, 1994
Capital investment:
     A)                                       0             50,000                   0                       0              50,000
     B)                                       0             24,985                   0                       0              24,985
Net loss                                      0                  0                   0                (36,403)             (36,403)
                                  -------------      -------------       -------------      ------------------     ----------------
BALANCE, December                     2,006,864            279,005                   0               (241,701)              37,304
   31, 1995
Capital investment:
     C)                                  51,200            304,954                   0                       0             304,954
Net loss                                      0                  0                   0                (53,840)             (53,840)
                                  -------------      -------------       -------------      ------------------     ----------------
BALANCE, December
   31, 1996                           2,058,064    $       583,959                   0               (295,541)             288,418
                                  =============      =============       =============      ==================     ================

A) May 26, 1995; 0 shares of common; $50,000 in cash contributed by existing stockholders.

B) June 1, 1995; 0 shares of common; $24,985 in cash contributed by existing stockholders.

C) December 20 1996; 51,200 shares of common; $304,954 in cash, net of deferred offering costs.





    The accompanying notes are an integral part of the financial statements.

                             THE ADSONLY GROUP, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

                                                                                                                    Period from
                                                                                                                   April 6, 1990
                                                                                Year ended December 31,            (Inception) to
                                                                                   1995            1996            Dec. 31, 1996
                                                                           ----------------     -----------        -------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                            $          (36,403)            (53,840)            (295,541)
Adjustments to reconcile net loss to net cash used for development activities:
    Stock issued for concept development costs                                       0                   0              120,000
    Depreciation                                                                   397                 396                  826
Changes in operating assets and liabilities:
    (Increase) decrease in receivables                                               0                  22                    0
    (Increase) decrease in prepaids                                                  0              (4,500)              (4,500)
    (Increase) decrease in internet site development                                 0              (3,599)              (3,599)
    (Increase) decrease in deferred offering costs                                   0             (35,036)             (35,036)
    Increase (decrease) in accounts payable                                        102              40,876               42,692
    Increase (decrease) in state taxes payable                                       0              (1,311)                   0
    Increase (decrease) in payroll taxes payable                                     0               2,976                2,976
    Increase (decrease) in accrued salaries                                          0               5,692                5,692
                                                                           --------------      ------------        ---------------
Net cash used for development activities                                       (35,904)            (48,324)            (166,490)
                                                                           --------------      ------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                             0                   0               (1,983)
                                                                           --------------      ------------        ---------------
Net cash provided by investing activities                                            0                   0               (1,983)
                                                                           --------------      ------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash                                                         0             304,954              388,974
Cash contributed by existing stockholders                                       74,985                   0               74,985
Cash received for notes payable                                                      0                   0                8,842
                                                                           --------------      ------------        ---------------
Net cash provided by financing activities                                       74,985             304,954              472,801
                                                                           --------------      ------------        ---------------
Increase (decrease) increase in cash                                            39,081           (256,630)              304,328
                                                                           --------------      ------------        ---------------
CASH, beginning of period                                                        8,617              47,698                    0
                                                                           --------------      ------------        ---------------
CASH, end of period                                                 $           47,698             304,328              304,328
                                                                           ==============      ============        ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                               $                0                   0                    0
                                                                           ==============      ============        ===============
Stock issued for intangible asset                                   $                0                   0              120,000
                                                                           ==============      ============        ===============

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

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses  for  the  years  then  ended.  Actual  results  could  differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the book-tax difference of accounting for the development expenses (see note 4). The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Fixed assets Fixed asset are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, generally five or seven years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation was $397 and $396 for the fiscal years ended December 31, 1995 and 1996.

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

(4) Income taxes The Company recorded the franchise offering document costs as expenses in the period when incurred for financial statement purposes, per note 2 above. The Company recorded the concept development costs as expense immediately, per note 1b above. However, for income tax purposes, these costs were recorded as an intangible asset to be amortized over future years. The primary purpose for this treatment for tax purposes is to retain the tax benefit of the development costs. California tax law did not recognize operating loss carryforwards as the Federal tax code does, at that time. Therefore, by capitalizing and amortizing these costs, the tax benefit of these expenses is retained for state tax purposes rather than being lost forever as immediate expensing would have caused. This treatment will require a longer time before the tax benefit of the costs is realized, but will increase the tax benefit realized over time. California tax law was changed for tax years beginning after January 1, 1994. California tax law now recognizes net operating loss carryforwards on the same basis as the federal tax code.

         The amounts recorded as deferred income tax assets at December 31, 1995 and 1996, $96,700 and $118,200

                             THE ADSONLY GROUP, INC.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(4) Income taxes, continued respectively, represent the amount of tax benefit of loss carryforwards. The Company has established a $118,200 valuation allowance against this asset, as the Company has no history of profitable operations. At December 31, 1996, the Company has a net operating loss carry-forward for income tax purposes of approximately $295,541, expiring as follows: $126,490 in 2005, $6,891 in 2006, $2,921 in 2007,  $45,483 in 2008, $23,513 in 2009, $36,403 in 2010 and $53,840
         in 2011.

(5) Stockholders' equity The Company has authorized 5,000,000 shares of no par value common stock and 1,000,000 shares of no par preferred stock. In April 1990, the Company issued 1,550,000 shares of common stock in exchange for $3,900 in cash and $120,000 of previously expended concept development costs. In May 1993, the Company issued 273,530 shares of common stock in exchange for $29,970 in cash. In November 1993, the Company issued 150,000 shares of common stock in exchange for $150 in cash. In February 1994, the Company issued 33,334 shares of common stock in exchange for $50,000 in cash. In May 1995, and June 1995, existing stockholders contributed $50,000 and $24,985 in cash to the Company. In December 1996, the Company sold 51,200 shares of common stock in exchange for $307,200 in cash, which was the minimum required to break escrow under the Company's public offering.

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

(7) Deferred offering costs The Company's public offering is a continous offering. The Company has incurred costs directly related to the offering, but which are not directly related to specific portions of security sales. The Company has chosen to capitalize such costs and amortize them directly to paid-in capital in direct proportion of such securities sales to the total offering. At such time as the Company has completed its offering, all such costs will have been amortized against paid-in capital. Should the Company terminate its offering without fully subscribing the offering the Company then intends to amortize any balance remaining of such costs to paid-in capital.

(8) Website development costs The Company has begun the development of its Internet, (or World Wide Web), website. The Company expects to employ its website as its primary introductory selling tool in the sale of its franchises. The Company expects to employ a variety of outside third-party companies and contractors to develop the website. Upon completion of the website development, the Company expects to amortize this cost over its expected useful life, currently projected as three years.

(9) Subsequent events
    a) Stockholders' equity On February 25, 1997, certain officers and founders of AOG returned 575,809 of their shares, or approximately 30%, to the Company. This transaction was accomplished as a direct result of a request by the purchasers of the minimum shares in the Company's public offering.