Form 10QSB
period 1997-03-31
ADSONLY GROUP INC
filed 1997-06-18
CIK 943142

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
         For the period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                    to


                         Commission file number 33-90672



                        RESOURCENET COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)


                    California   93-1026060  (State  or  other  jurisdiction  of
 incorporation or organization) (IRS Employer ID No.)

                           One Sansome St., Suite 2000
                         San Francisco, California 94104
                    (Address of principal executive offices)

Registrant's telephone number including area code  (415) 721-0299


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

             As of June 5, 1997 - 1,482,256 shares of common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

                         Form 8-K filed on June 13, 1997
         Form SB-2 Post-Effective Amendment No. 1 filed on June 17, 1997

                                          PART I - Financial Information

Item 1. Financial Statements


                                           INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Balance Sheets   ....................................... ....................F-2

Statements of Operations  ...................................................F-3

Statements of Stockholders' Equity  .......................................  F-4

Statements of Cash Flows   ..................................................F-5

Notes to Financial Statements  ..............................................F-6


















                                    F-1

                        RESOURCENET COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                                    December 31, 1996              March 31, 1997
                                                                 -----------------------      ------------------------
                          ASSETS                                                                           (Unaudited)
CURRENT ASSETS
  Cash                                                        $                  304,328                       181,547
  Federal income tax receivable                                                        0                             0
                                                                 -----------------------      ------------------------
    Total current assets                                                         304,328                       181,547
                                                                 -----------------------      ------------------------
FIXED ASSETS
  Computer equipment                                                               1,983                         6,092
  Furniture and fixtures                                                               0                           684
 Less: accumulated depreciation                                                     (826)                       (1,015)

                                                                 -----------------------      ------------------------
    Total fixed assets                                                             1,157                         5,761
                                                                 -----------------------      ------------------------
OTHER ASSETS
  Prepaid insurance                                                                4,500                         7,050
  Internet site development, net of amortization (note 8)                          3,599                         3,599
  Deferred offering costs (note 7)                                                35,036                        47,945
                                                                 -----------------------      ------------------------
    Total other assets                                                            43,135                        58,594
                                                                 -----------------------      ------------------------
Total Assets                                                  $                  348,620                       245,902
                                                                 =======================      ========================
           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Accounts payable                                            $                   42,692                        20,085
  Payroll taxes payable                                                            2,976                       (2,374)
  Accrued salaries                                                                 5,692                             0
  State franchise tax payable                                                          0                             0
  State sales tax payable                                                              0                             0
                                                                 -----------------------      ------------------------
    Total current liabilities                                                     51,360                        17,711
                                                                 -----------------------      ------------------------
LONG-TERM LIABILITIES
  Notes payable (note 1b)                                                          8,842                         8,842
                                                                 -----------------------      ------------------------
    Total long-term liabilities                                                    8,842                         8,842
                                                                 -----------------------      ------------------------
    Total Liabilities                                                             60,202                        26,553
                                                                 -----------------------      ------------------------

STOCKHOLDERS' EQUITY
  Common stock, no par value, authorized 5,000,000
    shares; issued and outstanding 2,058,064 in 1996 and                         583,959                       583,959
 1,482,256 in 1997. (note 5)
  Preferred stock, no par value, authorized 1,000,000
    shares; 0 shares issued and outstanding. (note 5)                                  0                             0
  Deficit accumulated during the development stage                              (295,541)                     (364,610)
                                                                 -----------------------      ------------------------
Total Stockholders' Equity                                                       288,418                       219,349
                                                                 -----------------------      ------------------------
Total Liabilities and Stockholders' Equity                    $                  348,620                       245,902
                                                                 =======================      ========================

The accompanying notes are an integral part of the financial statements
                                                        F-2



                                             RESOURCENET COMMUNICATIONS, INC.
                                             (A Development Stage Enterprise)
                                                 Statements of Operations
                                                        (Unaudited)
                                                        Period from
                                                       April 6, 1990
                                   3 Months ended March 31, (Inception) to April 6, 1990
                                                1996 1997 Mar. 31, 1997 1990
                                                     Mar. 31, 1997 1990
                       REVENUE


Sales                                                   $                0                  0                   6,813
Interest                                                                 0                  0                     413
                                                            --------------      -------------       -----------------
  Total revenue                                                          0                  0                   7,226
                                                            --------------      -------------       -----------------
                     COST OF SALES
Cost of sales                                                            0                  0                   6,823
                                                            --------------      -------------       -----------------
   Gross profit/(loss)                                                   0                  0                     403

                       EXPENSES
Advertising                                                              0                246                     454
Auto expenses                                                            0              1,437                   1,437
Bank charges                                                             0                  0                     493
Concept development cost                                                 0                  0                 120,000
Contract labor                                                       6,000              2,432                  68,122
Depreciation                                                            99                189                   1,015
Dues and subscriptions                                                   0                  0                     507
Franchise offering document preparation                                  0                  0                   5,955
State franchise filing fee                                           1,260                  0                   3,697
Insurance                                                                0              3,158                   3,158
Internet site fee                                                    2,450                  0                   1,455
Licenses and taxes                                                       0              4,582                  11,484
Office expenses                                                        863                630                  11,612
Postage                                                                 40                484                   3,610
Printing                                                                 0                  0                   2,188
Professional Services                                                    0             14,746                  75,729
Rent                                                                     0              2,335                   2,335
Salaries                                                                 0             32,883                  40,883
Telephone                                                                0                768                     768
Travel and entertainment                                             1,792              5,179                   9,468
Miscellaneous                                                            0                  0                     643
                                                            --------------      -------------       -----------------
  Total expenses                                                    12,504             69,069                 365,013
                                                            --------------      -------------       -----------------
Net loss before tax benefit                                       (12,504)           (69,069)               (364,610)
                                                            --------------      -------------       -----------------
Income tax benefit (note 4)                                              0                  0                       0
                                                            --------------      -------------       -----------------
Net loss                                                $         (12,504)           (69,069)               (364,610)
                                                            ==============      =============       =================
Weighted average number of
  shares outstanding                                             2,006,864          2,058,064               2,058,064
                                                            ==============      =============       =================
Net loss per share                                      $            (0.01)             (0.30)                  (0.15)
                                                            ==============      =============       =================


The accompanying notes are an integral part of the financial statement. financial statements.

                                              F-3


                        RESOURCENET COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                       Statements of Stockholder's Equity






                                     Shares of                                                                          Total
                                       Common             Common          Preferred          Accumulated            Stockholders'
                                       Stock               Stock            Stock              Deficit                 Equity

BALANCE, December 31,                   2,058,064   $        583,959                 0             (295,541)                288,418
  1996

Net loss                                        0                  0                 0              (69,069)               (69,069)
                                   --------------      -------------    --------------    ------------------      -----------------

BALANCE, March 31,
  1997  (Unaudited)                     2,058,064   $        583,959                 0             (364,610)                219,349
                                   ==============      =============    ==============    ==================      =================








































The accompanying notes are an integral part of the financial statements.



                        RESOURCENET COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                                          Period from
                                                                                                           April 6, 1990
                                                                     3 Months ended March 31,              (Inception) to
                                                                        1996             1997             Mar.  31, 1997
                                                                     -----------     -----------          --------------

CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                             (12,504)         (69,069)               (364,610)
Adjustments to reconcile net loss to net cash used for
development activities:
    Stock issued for concept development costs                             0                0                 120,000
    Depreciation                                                          99              189                   1,015
Changes in operating assets and liabilities:
    (Increase) decrease in receivables                                     0                0                       0
    (Increase) decrease in prepaids                                        0           (2,550)                 (7,050)
    (Increase) decrease in internet site development                       0                0                  (3,599)
    (Increase) decrease in deferred offering costs                         0          (12,909)                (47,945)
    Increase (decrease) in accounts payable                                0          (22,607)                 20,085
    Increase (decrease) in state taxes payable                             0                0                       0
    Increase (decrease) in payroll taxes payable                           0           (5,350)                 (2,374)
    Increase (decrease) in accrued salaries                                0           (5,692)                      0
                                                                   -------------   ------------           ---------------
Net cash used for development activities                             (12,405)        (117,988)               (284,478)
                                                                   -------------   ------------           ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                   0           (4,793)                 (6,776)
                                                                   -------------   -------------          ---------------
Net cash provided by investing activities                                  0           (4,793)                 (6,776)
                                                                   -------------   --------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash                                               0                0                 388,974
Cash contributed by existing stockholders                                  0                0                  74,985
Cash received for notes payable                                            0                0                   8,842
                                                                   -------------    --------------        ---------------
Net cash provided by financing activities                                  0                0                 472,801

                                                                   -------------    --------------        ---------------

Increase (decrease) increase in cash                                 (12,405)        (122,781)                181,547
                                                                   -------------    --------------        ---------------
CASH, beginning of period                                             47,698          304,328                       0
                                                                   -------------    --------------        ---------------
CASH, end of period                                      $            35,293          181,547                 181,547
                                                                   =============    ==============        ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid in cash                                    $                 0                0                       0
                                                                   =============    ==============        ===============
Stock issued for intangible asset                        $                 0                0                 120,000
                                                                   =============    ==============        ===============


      The  accompanying  notes are an  integral part of thefinancial statements.

                                         RESOURCENET COMMUNICATIONS, INC.
                                         (A Development Stage Enterprise)
                                           Notes to Financial Statements


(1) Summary of significant accounting policies
     The Company ResourceNet Communications, Inc. (the Company), is a California chartered development stage corporation which conducts business from its headquarters in San Francisco which was incorporated on April 6, 1990.

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses  for  the  years  then  ended.  Actual  results  could  differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the book-tax difference of accounting for the development expenses (see note 4). The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Fixed assets Fixed assets are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, generally five or seven years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation was $99 and $189 at March 31, 1996 and 1997, respectively.

     b) Notes payable The Company issued notes payable to two principal stockholders in exchange for cash. These notes carry no stated interest rate or maturity date.

     c) Net loss per share Net loss per share is computed by dividing the net loss by the number of shares outstanding during the period.


     d) At inception the Company exchanged common stock for $120,000 of concept development costs previously expended by two individuals previously
         unrelated  to  the founders of  the  Company.   The  Company   chose to
         immediately expense these costs.

(2) Franchise offering document expenses The franchise offering document expenses pertain exclusively to the development of the Uniform Franchise Offering Circular, (UFOC), which represents the bulk of the Company's near-term future marketing efforts and revenues. SFAS 2 requires that all generated development costs be charged to expense when incurred. Accordingly, the Company has expensed the costs to develop its UFOC.

(3) Franchise revenues The Company has not yet received any franchise fee revenues, but it expects to record such revenue in accordance with SFAS 45.

(4) Income taxes The Company recorded the franchise offering document costs as expenses in the period when incurred for financial statement purposes, per note 2 above. The Company also recorded the concept development costs as expense immediately, per note 1d above. However, for income tax purposes, these costs were recorded as an intangible asset to be amortized over future years. The primary purpose for this treatment for tax purposes is to retain the tax benefit of the development costs. California tax law did not recognize operating loss carryforwards as the Federal tax code does, at that time. Therefore, by capitalizing and amortizing these costs, the tax benefit of these expenses is retained for state tax purposes rather than being lost forever as immediate expensing would have caused. This treatment will require a longer time before the tax benefit of the costs is realized, but will increase the tax benefit realized over time. California tax law was changed for tax years beginning after January 1, 1994. California tax law now recognizes net operating loss carryforwards on the same basis as the federal tax code.

                                         RESOURCENET COMMUNICATIONS, INC.
                                         (A Development Stage Enterprise)
                                     Notes to Financial Statements, continued

(4) Income taxes, continued The amounts recorded as deferred income tax assets at March 31, 1997, $145,800, represents the amount of tax benefit of loss carryforwards. The Company has established a $145,800 valuation allowance against this asset, as the Company has no history of profitable operations. At March 31, 1997, the Company has a net operating loss carry-forward for income tax purposes of approximately $364,610, expiring as follows: $126,490 in 2005, $6,891 in 2006, $2,921 in 2007,  $45,483 in 2008, $23,513 in 2009, $36,403 in 2010, $53,840 in
         2011 and $69,609 in 2012.

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

         On February 24, 1997, certain officers and founders of ResourceNet Communications, Inc. returned 575,808 of their shares, or approximately 30%, to the Company. This transaction was accomplished as a direct result of a request by the purchasers of the minimum shares in the Company's public

(6) Common stock public offering The board of directors authorized the Company to sell up to 850,000 shares of the Company's common stock in a "self-underwritten" public offering pursuant to a Registration Statement on Form SB-2 under the Securities Act of 1933. This offering is being made with a 50,000 share minimum, and is effective for one year from the effective date of the registration, June 26, 1996. In December 1996, the Company completed the sale of the minimum shares under its registration, and therefore broke its escrow. The Company is proceeding with the continued sale of its shares. The Company is preparing a Post-Effective Amendment to extend the offering and reflect certain changes in the Company.

(7) Deferred offering costs The Company's public offering is a continuous offering. The Company has incurred costs directly related to the offering, but which are not directly related to specific portions of security sales. The Company has chosen to capitalize such costs and amortize them directly to paid-in capital in direct proportion of such securities sales to the total offering. At such time as the Company has completed its offering, all such costs will have been amortized against paid-in capital. Should the Company terminate its offering without fully subscribing the offering the Company then intends to amortize any balance remaining of such costs to paid-in capital.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

The Company hereby incorporates its Form SB-2 Post-Effective Amendment No. 1 filed on June , 1997.

                                            PART II - Other Information

Item 1. Legal Proceedings.
The Company is not a party to any pending legal proceedings.

Item 2. Changes in Securities
The Company hereby incorporates its Form 8-K filed on June 6, 1997 and its Form SB-2 Post-Effective Amendment No. 1 filed on June , 1997.

Item 3. Defaults Upon Senior Securities
None to report.

Item 4. Submission of Matters to a Vote of Security Holders.
The Company hereby incorporates its Form 8-K filed on June 6, 1997 and its Form SB-2 Post-Effective Amendment No. 1 filed on June , 1997.

Item 5. Other Information
None to report.

Item 6. Exhibits and Reports on Form 8-K and 8-K/A. The Company hereby incorporates its Form 8-K filed on June 6, 1997.

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 6, 1996

                                         RESOURCENET COMMUNICATIONS, INC.
                                             a California Corporation




                                          By:   /s/ Michael Hinshaw
                                                Michael Hinshaw
                                                President and CEO



                                          By:   /s/ Henry L. Corona
                                                Henry L. Corona
                                                Chief Financial Officer