Form 10QSB
period 1997-06-30
RESOURCENET COMMUNICATIONS INC
filed 1997-08-15
CIK 943142

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the period ended June 30, 1997

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

            As of August 13, 1997 - 1,482,256 shares of common stock


                       DOCUMENTS INCORPORATED BY REFERENCE

                         Form 8-K filed on June 6, 1997
         Form SB-2 Post-Effective Amendment No. 1 filed on June 17, 1997

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

                        RESOURCENET COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                                    December 31, 1996              June 30, 1997
                                                                 -----------------------      ------------------------
                          ASSETS                                                                    (Unaudited)
CURRENT ASSETS
  Cash                                                        $                 304,328                        65,404
  Payroll tax refund                                                                  0                         2,838
                                                                 -----------------------      ------------------------
    Total current assets                                                        304,328                        68,242
                                                                 -----------------------      ------------------------
FIXED ASSETS
  Computer equipment                                                              1,983                         7,915
  Furniture and fixtures                                                              0                           684
 Less: accumulated depreciation                                                    (826)                       (1,530)
                                                                 -----------------------      ------------------------
    Total fixed assets                                                            1,157                         7,069
                                                                 -----------------------      ------------------------
OTHER ASSETS
  Prepaid expenses                                                                4,500                         8,979
  Internet site development, net of amortization (note 8)                         3,599                         3,599
  Deferred offering costs (note 7)                                               35,036                        65,009
                                                                 -----------------------      ------------------------
    Total other assets                                                           43,135                        77,587
                                                                 -----------------------      ------------------------
Total Assets                                                  $                 348,620                       152,898
                                                                 =======================      ========================
           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Accounts payable                                            $                  42,692                        23,352
  Payroll taxes payable                                                           2,976                             0
  Accrued salaries                                                                5,692                             0
  State franchise tax payable                                                         0                             0
  State sales tax payable                                                             0                             0
                                                                 -----------------------      ------------------------
    Total current liabilities                                                    51,360                        23,352
                                                                 -----------------------      ------------------------
LONG-TERM LIABILITIES
  Notes payable (note 1b)                                                         8,842                         8,842
                                                                 -----------------------      ------------------------
    Total long-term liabilities                                                   8,842                         8,842
                                                                 -----------------------      ------------------------
    Total Liabilities                                                            60,202                        32,194
                                                                 -----------------------      ------------------------

STOCKHOLDERS' EQUITY
  Common stock, no par value, authorized 5,000,000
    shares; issued and outstanding 2,058,064 in 1996 and                        583,959                       583,959
 1,482,256 in 1997. (note 5)
  Preferred stock, no par value, authorized 1,000,000
    shares; 0 shares issued and outstanding. (note 5)                                 0                             0
  Deficit accumulated during the development stage                             (295,541)                     (463,255)
                                                                 -----------------------      ------------------------
Total Stockholders' Equity                                                      288,418                       120,704
                                                                 -----------------------      ------------------------
Total Liabilities and Stockholders' Equity                    $                 348,620                       152,898
                                                                 =======================      ========================

     The accompanying notes are an integral part of the financial statements

                        RESOURCENET COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)

                                                                                                        Period from
                                                                                                        April 6, 1990
                                                                  6 Months ended June 30,              (Inception) to
                                                                 1996                1997               June 30, 1997
                       REVENUE
Sales                                                   $               0                  0                   6,813
Interest                                                                0                229                     642
                                                            --------------      -------------       -----------------
  Total revenue                                                         0                229                   7,455
                                                            --------------      -------------       -----------------
                     COST OF SALES
Cost of sales                                                           0                  0                   6,823
                                                            --------------      -------------       -----------------
   Gross profit/(loss)                                                  0                229                     632

                       EXPENSES
Advertising                                                             0              3,140                   3,348
Auto expenses                                                           0              2,791                   2,791
Bank charges                                                            0                 56                     549
Concept development cost                                                0                  0                 120,000
Contract labor                                                     10,981              3,629                  69,319
Depreciation                                                          198                704                   1,530
Dues and subscriptions                                                  0                  0                     507
Franchise offering document preparation                                 0             25,394                  31,349
State franchise filing fee                                          1,260                  0                   3,697
Insurance                                                               0              7,975                   7,975
Internet site fee                                                   2,450                185                   1,640
Licenses, taxes, and fees                                               0              7,997                  14,879
Office expenses                                                       864              3,062                  14,044
Postage                                                                12              1,565                   4,691
Printing                                                                0                153                   2,341
Professional Services                                                   0             25,966                  86,949
Rent                                                                    0              4,045                   4,045
Salaries                                                                0             68,955                  76,955
Telephone                                                               0              3,721                   3,721
Travel and entertainment                                            1,792              7,075                  11,364
Miscellaneous                                                           0              1,550                   2,193
                                                            --------------      -------------       -----------------
  Total expenses                                                   17,557            167,943                 463,887
                                                            --------------      -------------       -----------------
Net loss before tax benefit                                       (17,557)          (167,714)               (463,255)
                                                            --------------      -------------       -----------------
Income tax benefit (note 4)                                             0                  0                       0
                                                            --------------      -------------       -----------------
Net loss                                                $         (17,557)          (167,714)               (463,255)
                                                            ==============      =============       =================
Weighted average number of shares outstanding                   2,006,684          2,058,064               2,058,064
                                                            ==============      =============       =================
Net loss per share                                      $           (0.01)                     (0.08)                  (0.23)
                                                            ==============      =============       =================

    The accompanying notes are an integral part of the financial statements.

                        RESOURCENET COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity

                                       Shares of                                                                          Total
                                        Common             Common          Preferred          Accumulated            Stockholders'
                                        Stock               Stock            Stock              Deficit                 Equity

BALANCE, December 31,                  2,058,064   $        583,959                 0              (295,541)               288,418
  1996

Net loss                                       0                  0                 0              (167,714)              (167,714)
                                   --------------      -------------    --------------    ------------------      -----------------

BALANCE, June 30,
  1997  (Unaudited)                    2,058,064   $        583,959                 0              (463,255)               120,704
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

                        RESOURCENET COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                      Period from
                                                                                                                      April 6, 1990
                                                                            6 Months ended June 30,                  (Inception) to
                                                                          1996                    1997                June 30, 1997
                                                                  -------------------     ----------------         -----------------

CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                       $             (17,557)            (167,714)                 (463,255)
Adjustments to reconcile net loss to net cash used for
development activities:
    Stock issued for concept development costs                                     0                    0                   120,000
    Depreciation                                                                 198                  704                     1,530
Changes in operating assets and liabilities:
    (Increase) decrease in receivables                                             0               (2,838)                   (2,838)
    (Increase) decrease in prepaids                                                0               (4,479)                   (8,979)
    (Increase) decrease in internet site development                               0                    0                    (3,599)
    (Increase) decrease in deferred offering costs                                 0              (29,973)                  (65,009)
    Increase (decrease) in accounts payable                                   (1,693)             (19,340)                   23,352
    Increase (decrease) in state taxes payable                                     0                    0                         0
    Increase (decrease) in payroll taxes payable                                   0               (2,976)                        0
    Increase (decrease) in accrued salaries                                        0               (5,692)                        0
                                                                   ------------------      ---------------           ---------------
Net cash used for development activities                                     (19,052)            (232,308)                 (398,798)
                                                                   ------------------      ---------------           ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                           0               (6,616)                   (8,599)
                                                                   ------------------      ---------------           ---------------
Net cash provided by investing activities                                          0               (6,616)                   (8,599)
                                                                   ------------------      ---------------           ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash                                                       0                   0                    388,974
Cash contributed by existing stockholders                                          0                   0                     74,985
Cash received for notes payable                                                    0                   0                      8,842
                                                                   ------------------      --------------            ---------------
Net cash provided by financing activities                                          0                   0                    472,801
                                                                   ------------------      --------------            ---------------

Increase (decrease) increase in cash                                         (19,052)           (238,924)                    65,404
                                                                   ------------------      --------------            ---------------
CASH, beginning of period                                                     47,698             304,328                          0
                                                                   ------------------      --------------            ---------------
CASH, end of period                                              $            28,646              65,404                     65,404
                                                                   ==================      ==============            ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                            $                 0                   0                          0
                                                                   ==================      ==============            ===============
Stock issued for intangible asset                                $                 0                   0                    120,000
                                                                   ==================      ==============            ===============

    The accompanying notes are an integral part of the financial statements.

                        RESOURCENET COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                  (Unaudited)

(1) Summary of significant accounting policies
     The Company ResourceNet Communications, Inc. (the Company) is a California chartered development stage corporation which conducts business from its headquarters in San Francisco which was incorporated on April 6, 1990.

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the book-tax difference of accounting for the development expenses (see note 4). The financial statements for the six months ended June 30, 1996 and 1997 include all adjustments which in the opinion of management are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Fixed assets Fixed assets are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, generally five or seven years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation was $198 and $706 at June 30, 1996 and 1997, respectively.

     b) Notes payable The Company issued notes payable to two principal stockholders in exchange for cash. These notes carry no stated interest rate or maturity date.

     c) Net loss per share Net loss per share is computed by dividing the net loss by the number of shares outstanding during the period.

     d) Concept development At inception the Company exchanged common stock for $120,000 of concept development costs previously expended by two indiv-iduals that were unrelated to the founders of the Company. The Company chose to immediately expense these costs.

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

                        RESOURCENET COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                    Notes to Financial Statements, continued

(4) Income taxes, continued The amount recorded as deferred income tax assets at June 30, 1997, $185,300, represents the amount of tax benefit of loss carryforwards. The Company has established a $185,300 valuation allowance against this asset, as the Company has no history of profitable operations. At June 30, 1997, the Company has a net operating loss carry-forward for income tax purposes of approximately $463,200, expiring as follows: $126,490 in 2005, $6,891 in 2006, $2,921 in 2007,  $45,483 in 2008, $23,513 in 2009, $36,403 in 2010, $53,840 in
         2011 and $167,731 in 2012.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

     The Company hereby incorporates its Form SB-2 Post-Effective Amendment No. 1 filed on June 17, 1997.

                           PART II - Other Information

Item 1. Legal Proceedings.
     The Company is not a party to any pending legal proceedings.

Item 2. Changes in Securities
     The Company hereby incorporates its Form 8-K filed on June 6, 1997 and its Form SB-2 Post-Effective Amendment No. 1 filed on June 17, 1997.

Item 3. Defaults Upon Senior Securities
     None to report.

Item 4. Submission of Matters to a Vote of Security Holders.
     The Company hereby incorporates its Form 8-K filed on June 6, 1997 and its Form SB-2 Post-Effective Amendment No. 1 filed on June 17, 1997.

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

Date: August 14, 1996

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